Form 10KSB/A
Curtis Acquisition, Inc.
filed 2006-08-07
CIK 1364831

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-SB/A

GENERAL FORM OF REGISTRATION OF SECURITIES OF SMALL BUSINESS ISSUERS UNDER SECTION 12(B) OR (G) OF THE SECURITIES EXCHANGE ACT OF 1934

Curtis Acquisition, Inc.
Name of Small Business Issuer in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

Pending
(I.R.S. Employer Identification No.)

30100 Chagrin Blvd., Suite 250
Cleveland, Ohio 44124
(Address of principal executive offices) (Zip Code)

(216) 514-5997
(Issuer's telephone number)

Securities to be registered under Section 12(b) of the Act: |_|

None

Securities to be registered under Section 12(g) of the Act: |X|

Common Stock, $.01 par value per share
(Title of Class)

To simplify the language in this registration statement, Curtis Acquisition, Inc. is referred to herein as our "Company," "we," or "our."

PART I

Item 1. Description of Business.

Business Development

Curtis Acquisition, Inc. was incorporated in the State of Delaware on December 29, 2005. We have not been involved in any bankruptcy, receivership or similar proceeding. We have not been involved in any material reclassification, merger consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business.

Business of Issuer

We are a development stage company. Our activities have been limited to capital formation and corporate organizational matters. To date, we have conducted no business, research or developmental activities. We have never had any specific products or offered services.

We can be defined as a "shell" company whose sole purpose at this time is to locate and consummate a merger or acquisition with an unidentified private entity (hereinafter referred to as the "business opportunity").

We are voluntarily registering a class of our securities on this Form 10-SB registration statement, although we are not required to do so pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We will continue to file all reports required of us under the Exchange Act until a business combination has occurred. As a reporting company, we may be able to attract a business opportunity candidate that wishes to achieve the status of an Exchange Act registered corporation and of establishing a public market for its common stock. There can be no assurance, however, that the foregoing assumption is correct.

We have neither conducted, nor have others made available to us, market research indicating whether any demand exists for such transactions. Moreover, we do not have, and do not plan to have, or plan to establish, a marketing organization. Even if demand for such a business opportunity is identified, there is no assurance that we will be successful in its completion.

We do not intend to engage professional firms specializing in business acquisitions or reorganizations. We do not intend to employ or retain consultants or outside advisors to obtain business opportunities for us. Management has not in the past used any consultants or advisors and does not plan to do so. Therefore, we have no agreements or contracts between a consultant/advisor and any other companies that are searching for blank check companies with which to merge.

We may merge with a company that has retained one or more consultants or outside advisors. In that situation, we expect that the business opportunity will compensate the consultant or outside advisor. Management has not in the past retained any consultants or outside advisors to search for business opportunities.

Competition

We are and will continue to be a limited competitor in the business of seeking business opportunities with private companies. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies. These firms are in a better competitive position than our company to attract desirable business opportunity candidates. Nearly all such entities have significantly greater experience and financial resources, technical expertise and managerial capabilities.

 Consequently, we will be at a competitive disadvantage in identifying and successfully completing possible business opportunities.

Intellectual Property

We have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Government Regulation

We cannot anticipate or determine the effect of many possible governmental regulations, including environmental laws, because we have not determined the type of business in which we will be engaged. The proposed business activities described herein classify us as a "blank check” company. Many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. We do not intend to undertake any offering of our securities, either debt or equity, until such time as we have successfully implemented our business plan, described herein. We are not making a blank check offering; we are registering a class of our securities on this Form 10-SB registration statement. We currently have no plans to conduct a blank check offering. However, upon consummation of a business opportunity, our business opportunity candidate may elect to do so.

The transferability of our common stock is limited because a significant number of states have enacted regulations or "blue sky" laws restricting or, in many instances, prohibiting, the initial sale and subsequent resale of securities of blank check companies within that state. The following states have enacted such regulations: Alaska, Arizona, Arkansas, California, Colorado, Connecticut, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Maryland, Massachusetts, Michigan, Missouri, Nebraska, Nevada, New Jersey, New York, North Dakota, Ohio, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Vermont, Virginia and Washington.

In addition, many states, while not specifically prohibiting or restricting the securities of blank check companies, may not register our securities for sale or resale due to other state rules and regulations. We are unable to accurately predict which states may prohibit sales or resales of securities of a blank check company. Therefore, we currently have no plans to register any of our securities for sale within any particular state. To ensure that no state laws are violated through the resales of our securities, we will refuse to register the transfer of any of our securities to residents of any state, which prohibits such resale, if no applicable resale exemption is available. We do not anticipate that a secondary trading market for our securities will develop in any state until a business opportunity is consummated and we are no longer classified as a blank check company, if at all.

Furthermore, it is the position of the Division of Corporation Finance of the U.S. Securities and Exchange Commission (the “SEC”), that both before and after a business combination or transaction with another entity or other person, promoters or affiliates of a blank check company and their transferees would act as "underwriters" under the Securities Act of 1933, as amended (the “Act”) when reselling the securities of the blank check company and that those securities can be resold only through a registered offering. The Division of Corporation Finance has further stated that Rule 144 would not be available for those resale transactions despite technical compliance with the requirements of that Rule. As a result of the foregoing, our stockholders will not be able to rely on the provisions of Rule 144. They will instead be required to file a registration statement under the Act in order to complete any public sales of their shares.

Federal and state tax consequences will likely be major considerations in any business opportunity that we may undertake. Such transactions may be structured so as to result in tax-free treatment to both companies. We intend to structure business opportunities, which minimize the federal and state tax consequences of both our Company and the target entity; however, there can be no assurance that the business opportunity will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes, which may have an adverse effect on both parties to the transaction.

Reporting Requirements

Pursuant to the requirements of Section 13 of the Exchange Act, we are required to provide certain information about significant acquisitions including audited financial statements of the acquired company. In the event we merge or acquire a business opportunity, the successor company will be subject to our reporting obligations. This is commonly referred to as a "back door registration." A back door registration occurs when a non-reporting company becomes the successor of a reporting company by merger, consolidation, exchange of securities, acquisition of assets or otherwise. Pursuant to SEC regulations, this type of event requires the successor company to provide in a Current Report on Form 8-K, within 15 days of the succession, the same kind of information that would appear in a registration statement, including audited and pro forma financial statements. Accordingly, we may incur additional expense to conduct due diligence and present the required information for the business opportunity in any report. Also, the SEC may elect to conduct a full review of the successor company and may issue substantive comments on the sufficiency of disclosure related to the business opportunity. Obtaining audited financial statements are the economic responsibility of the target company. The additional time and costs that may be incurred by some potential target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Employees

We currently have no full-time employees. There are no collective bargaining agreements or employment agreements with Randall H. Rosenthal, our sole officer/director who is also our sole stockholder. We have no employees nor are there any persons other than Mr. Rosenthal who devote any of their time to our affairs. All references herein to our management are to Mr. Rosenthal. The inability at any time of Mr. Rosenthal to devote sufficient attention to us could have a material adverse impact on our operations. Other than the 200 shares of our common stock issued to Mr. Rosenthal in consideration for the formation and organization of the Company, as described below, Mr. Rosenthal does not receive compensation for his services.

Item 2. Plan of Operation.

We have no operations or revenues. If and when this registration statement becomes effective, in the next twelve months, we plan to seek business opportunity candidates. Otherwise, we expect to remain without operations and without accepting offers from any business opportunity candidate.

As of the date of this registration statement, we have not engaged in any negotiations with any specific entity regarding the possibility of a business combination with our Company and that none of our officers, directors, promoters, their affiliates or associates have had any preliminary contact or discussions with and that there are no present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or merger transaction with our Company. In addition, since our inception to the date of this registration statement, there have been no discussions, agreements or understandings with any professional advisors, financial consultants, broker/dealers or venture capitalists to assist us in locating a business opportunity. We will not employ the services of any of those individuals or entities. Instead, we will rely upon our management to affect those services normally provided by professional advisors or financial consultants. Specifically, our management will identify prospects through present associations such as those of its sole officer/director, attorneys, and similar persons.

We will not restrict our business opportunity search to any specific business, industry, or geographical location. We may participate in virtually any kind of business. We anticipate that we will participate in only one potential business opportunity, since we have no assets and limited financial resources. To date, we have not developed any criteria for the selection of business opportunities. However, our management will not select or enter into a merger agreement with a company unless such company can provide audited financial statements and comply with all SEC reporting requirements. Our management will have complete discretion in selecting an appropriate business opportunity.

Available business opportunities may occur in many different industries, which are in various stages of development. Accordingly, comparative investigation and analysis of such business opportunities is difficult and complex. We do not and will not have any capital to attract the owners of business opportunities who desire significant cash or other assets. However, we believe that the opportunity to acquire a controlling ownership interest in a publicly registered company may attract a business opportunity that does not wish to incur the cost and time involved in an initial public offering or registration as a fully reporting public company. The owners of the business opportunities will, however, incur significant legal and accounting costs associated with the SEC and state reporting requirements, agreements and other documents. The Exchange Act specifically requires that any business opportunity candidate comply with all applicable reporting requirements, including filing reports of material events, periodic reports and annual reports with accompanying audited financial statements. Our management has not conducted market research and is not aware of any market data that would support any such perceived benefits for a business opportunity owner.

Our management’s plan of operations will be conducted through the efforts of our sole officer/director, Randall H. Rosenthal, and will not require any additional funds. It is anticipated that our sole officer/director will furnish us with business opportunity candidates. We have not, and we do not plan to use any notices or advertisements in our search for business opportunities. Our sole officer/director will investigate specific business opportunities and negotiate, hire an attorney to draft, and execute relevant agreements, disclosure documents and other instruments. Our sole officer/director has not in the past used any attorney for these functions. We will not be able to expend a significant amount of funds on a complete and exhaustive investigation. Moreover, we may not discover certain adverse factors regarding such a business opportunity due to our limited business experience in such matters.

We will incur nominal expenses in implementing our business plan, which will be paid by our present management as interest-free loans to the Company. However, we expect that repayment of these loans will be derived solely from consummation of a business opportunity. The repayment of any loans made to the Company will not impede, or be made conditional in any manner to, consummation of a business opportunity. Our sole officer/director will loan money to us on an as-needed basis. There is no cap on the amount of monies he will loan to us. We currently do not intend to raise additional monies from investors while we are a blank check company. However, upon the consummation of a business opportunity, the combined entities may raise monies through equity or debt offerings.

We believe that there is a demand by non-public corporations for shell corporations that are publicly held registered companies. We believe that demand for shell corporations has increased dramatically since the SEC imposed stringent requirements on blank check companies pursuant to Rule 419 of the Act. The foregoing regulation has substantially decreased the number of "blank check" offerings filed with the SEC and, as a result, has stimulated an increased demand for shell corporations. However, there is no assurance that the foregoing assumption is accurate or correct.

Prior to making a decision in a business opportunity, we plan to obtain written materials regarding the business opportunity including, a description of products, services and company history; management resumes; financial information; available projections with related assumptions; evidence of existing patents, trademarks or service marks or rights thereto; present and proposed forms of compensation to management; a description of present and required facilities; an analysis of risk and competitive conditions; and other relevant information.

We currently do not plan to raise capital by any means whatsoever. Further, prior to the location of a business opportunity, we have no plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities. Because we have virtually no resources, management anticipates that to achieve any such acquisition, we will be required to issue shares of our authorized but unissued common stock as the sole consideration for any such venture and it is anticipated that any securities issued in any such business combination would be issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of our transaction, we may agree to register all or a part of such securities immediately after the business opportunity is consummated or at specified times thereafter. If such registration occurs, (of which there can be no assurance) it will be undertaken by the surviving entity after we have successfully consummated a business opportunity, and we are no longer considered a blank check company.

Until such time as this occurs, we will not attempt to register any additional securities. The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the future value of our securities, if such a market develops, of which there is no assurance. The completion of any business opportunity will result in a significant issuance of shares and substantial dilution to our present stockholders.

We do not anticipate any significant changes in the number of our employees. In addition, our management does not plan to engage in research and development and does not plan to purchase or sell plant or equipment.

We will seek to expand our operations through consummation of a currently unidentified business opportunity, which entails risks that purchasers of our securities will not have a basis to evaluate. We plan to expand our operations with companies that will complement or enhance our business. We cannot assure that we will be able to ultimately affect any such business opportunity or integrate a business or its operations into our Company. Consequently, there is no basis to evaluate the specific merits or risks of any potential business opportunity that we may undertake.

Item 3. Description of Property.

We currently have no material assets, or lease any real or personal property. We currently use the address of our President, Randall H. Rosenthal, without charge, at 30100 Chagrin Blvd., Suite 250, Cleveland, Ohio 44124.

There are no preliminary agreements or an understanding regarding the office facility after the business opportunity is completed. Upon closure of a business opportunity, we plan to relocate to our business opportunity office.

Item 4. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth each person known by us to be the beneficial owner of five percent or more of our common stock, which is the only class of our outstanding voting securities, as of December 31, 2005, all directors individually and all our directors and officers as a group. Except as noted, each person has sole voting and investment power with respect to the shares shown.

NAME AND ADDRESS OF BENEFICIALOWNER	AMOUNT AND NATURE OF SHARES BENEFICIALLY OWNED	PERCENT OF CLASS
Randall H. Rosenthal 30100 Chagrin Blvd., Suite 250 Cleveland, Ohio 44124	200 Direct Ownership	100%
All Officers and Directors as a Group (1 person)	200 Direct Ownership	100%

Change of Control and Management

There are currently no arrangements that would result in a change of control of our Company. A business opportunity will involve the issuance of our authorized but unissued shares of common stock, which will, in all likelihood, result in shareholders of a private company obtaining a controlling interest in our Company. Any such business opportunity may require the management existing at the time of such opportunity to resign as members of our Board of Directors. The resulting change in control of the Company could also result in the removal of our present management and a corresponding reduction or elimination of their participation in the future affairs of our Company.

Item 5. Directors, Executive Officers, Promoters and Control Persons.

We have one director and officer as follows:

Mr. Randall H. Rosenthal, 42 years of age, has served as our sole director, President, Treasurer and Secretary since our inception, and will serve on the board until the next annual meeting of our stockholders or until a successor is elected. There are no agreements or understandings of the officer and director to resign at the request of another person, and the above-named officer and director is not acting on behalf of, nor will act at the direction of, any other person.

Set forth below is the name of our sole director and officer, all positions and offices held, the period during which he has served as such, and the business experience during at least the last five years:

Randall H. Rosenthal acts as President, Treasurer, Secretary and director for our Company. He has served as the sole officer and director of our Company since its inception. Mr. Rosenthal is the president of Computer ProTech, Inc., a computer software and technology consulting company. Mr. Rosenthal has a Bachelor’s Degree from Ohio State University

Other than those mentioned above, we have no employees and do not anticipate hiring any in the future until we have successfully implemented our business plan described herein. None of our sole executive officer/director, promoters or control persons has been involved in any legal proceedings material to the evaluation of the ability or integrity of any of the aforementioned persons. At the current time there are no committees on the Board of Directors as we have no operations.

Prior Blank Check Offerings

The Company’s promoter and management has never been involved in any blank check or blind pool offerings to the public.

Item 6. Executive Compensation.

Our sole executive officer/director does not receive any compensation for his services rendered to us, has not received such compensation in the past (other than the 200 shares of our common stock issued to Randall H. Rosenthal in consideration for the formation and organization of the Company, as described below), and is not accruing any compensation pursuant to any agreement with us.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts (1)	All Other Compen-sation
Randall H. Rosenthal Chairman, President, Treasurer and Secretary	2005	$0	$0	$0	-	-	$0	$0

(1) Includes securities, underlying options, and SARs.

Our sole officer/director will not receive any finder's fee, either directly or indirectly, as a result of his efforts to implement our business plan outlined herein.

We have adopted no retirement, pension, profit sharing, stock option or insurance programs or other similar programs for the benefit of our employees.

Item 7. Certain Relationships and Related Transactions.

On June 4, 2006, Mr. Rosenthal loaned us $3,500 to pay our audit fees. Other than that transaction, we have not and do not intend to enter into any other transactions with our management or any nominees for such positions. We have not and do not intend to enter into any transactions with our beneficial owners. We are not a subsidiary of any parent company. We issued 200 restricted shares of our common stock to Randall H. Rosenthal our President, Treasurer, Secretary and sole director for his services rendered in the formation and organization of our Company. See “Part II. Item 4. Recent Sales of Unregistered Securities." Other than this transaction, we have not entered into transactions with any promoters.

Randall H. Rosenthal acquired his shares with the intent to hold the shares for investment purposes, and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws. That means that he may not sell such securities unless they are either registered with the SEC and comparable agencies in the states or other jurisdictions where the purchasers reside, or are exempted from registration. The most widely used exemption from registration requirements is provided by SEC Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90 day periods.

The certificate has been issued with a restrictive legend required with respect to issuance of securities pursuant to exemptions from registration requirements under the Act and the recipient acknowledged his understanding that the shares are restricted from resale unless they were either registered under the Act and comparable state laws, or the transaction was effected in compliance with available exemptions from such registration requirements.

Readers of this registration statement should be aware that by letter dated January 21, 2000, Mr. Richard K. Wulff, Chief of Office of Small Business at the SEC opined as follows:

It is our view that, both before and after the business combination or transaction with an operating entity or other person, the promoters or affiliates of blank check companies, as well as their transferees, are ‘underwriters’ of the securities issued. Accordingly, we are also of the view that the securities involved can only be resold through registration under the Securities Act. Similarly, Rule 144 would not be available for resale transactions in this situation, regardless of technical compliance with that rule, because these resale transactions appear to be designed to distribute or redistribute securities to the public without compliance with the registration requirements of the Securities Act.

This interpretation prevents promoters and affiliates of blank check companies from selling their shares in market transactions under many circumstances.

As a result of the foregoing, neither Randall H. Rosenthal nor any other stockholder will be able to rely on the provisions of Rule 144. They will instead be required to file a registration statement under the Act in order to complete any public sales of their shares.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between us and their other business interests. We have not formulated a policy for the resolution of such conflicts.

Item 8. Description of Securities.

Our authorized capital stock consists of 1,500 shares of common stock, par value $.01 per share, of which there are 200 issued and outstanding. The following statements relating to the capital stock set forth the material terms of our securities; however, reference is made to the more detailed provisions of, and such statements are qualified in their entirety by reference to, the Certificate of Incorporation and the By-laws, copies of which are filed as exhibits to this registration statement.

Common Stock

Holders of shares of common stock are entitled to one vote for each share on all matters to be voted on by the stockholders. Holders of common stock do not have cumulative voting rights. Holders of common stock are entitled to share ratably in dividends, if any, as may be declared from time to time by the Board of Directors in its discretion from funds legally available therefore. In the event of a liquidation, dissolution or winding up of our Company, the holders of common stock are entitled to share pro rata all assets remaining after payment in full of all liabilities. All of the outstanding shares of common stock are fully paid and non-assessable.

Holders of common stock have no preemptive rights to purchase our common stock. There are no conversion or redemption rights or sinking fund provisions with respect to the common stock.

Dividends

Dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements and financial conditions. The payment of dividends, if any, will be within the discretion of our Board of Directors. We presently intend to retain all earnings, if any, for use in our business operations and accordingly, the sole director does not anticipate declaring any dividends prior to a business combination.

Transfer Agent

It is anticipated that National City Bank of Cleveland, Ohio will act as transfer agent and registrar for our common stock.

PART II

Item 1. Market Price of and Dividends on the Registrant’s Common Equity and Other Stockholder Matters.

Market Price

There is no trading market for our common stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The proposed business activities described herein classify us as a “blank check” company. A blank check company is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies. The SEC and many states have enacted statutes, rules and regulations limiting the sale of securities of blank check companies. Therefore, management will not undertake any efforts to cause a market to develop in our securities until such time as we have successfully implemented our business plan described herein.

The SEC has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to our Company, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

(i) That a broker or dealer approve a person's account for transactions in penny stocks; and

(ii) The broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

(i) Obtain financial information and investment experience and objectives of the person; and

(ii) Make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, specifies:

(i) The basis on which the broker or dealer made the suitability determination; and

(ii) That the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.

Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have not applied for a listing on any public trading exchange. No market exists for our securities and we cannot guarantee that a regular trading market will develop, or if developed, will be sustained. A stockholder in all likelihood, therefore, will not be able to resell the securities referred to herein should he or she desire to do so. Furthermore, it is unlikely that a lending institution will accept our securities as pledged collateral for loans unless a regular trading market develops. There are no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in any of our securities.

Holders

There is one holder of our common stock. The issued and outstanding shares of our common stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Act and Rule 506 promulgated thereunder.

Dividends

We have not paid any dividends to date, and have no plans to do so in the immediate future.

Item 2. Legal Proceedings.

We are not a party to any pending legal proceeding and are not aware of any contemplated legal proceeding by a governmental authority or any other person or entity involving our Company.

Item 3. Changes in Disagreements with Accountants.

We have not changed accountants since our formation and there are no disagreements with the findings of our accountants.

Item 4. Recent Sales of Unregistered Securities.

The following sets forth information relating to all previous sales of our common stock, which sales were not registered under the Act.

In connection with our organization, on December 29, 2005, Randall H. Rosenthal was issued 200 shares of restricted common stock in exchange for his services rendered in the formation and organization of our Company. The shares were issued at $.01 per share, which we believe represents the fair value of the services performed by Randall H. Rosenthal. The foregoing purchase and sale to this sophisticated person (officer and director) who had superior access to all corporate and financial information were exempt from registration under the Act, pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

The purchaser listed above represented his intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Other than the securities mentioned above, we have not issued or sold any securities.

Item 5. Indemnification of Directors and Officers.

We have agreed to indemnify our sole executive officer/director to the fullest extent permitted by the Delaware General Corporation Law. Delaware law permits a corporation to indemnify any person who is, or is threatened to be made, a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by the corporation or in its right) by reason of the fact that the person is or was an officer or director or is or was serving by our request as an officer or director. The indemnity may include expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the person in connection with the action, suit or proceeding, provided that s/he acted in good faith and in a manner s/he reasonably believed to be in or not opposed to our best interests, and, with respect to any criminal action or proceeding, had no reasonable cause to believe his/her conduct was unlawful. We may indemnify our officers and directors in an action by the Company or in its right under the same conditions, except that no indemnification is permitted without judicial approval if the officer or director is adjudged to be liable to the Company. Where an officer or director is successful on the merits or otherwise in the defense of any action referred to above, the Company must indemnify him/her against the expenses which s/he actually and reasonably incurred. The foregoing indemnification provisions are not exclusive of any other rights to which an officer or director may be entitled under our bylaws, by agreement, vote, or otherwise.

Insofar as indemnification for liabilities arising under the Act, as amended, may be permitted to directors, officers or persons controlling our Company pursuant to the foregoing provisions, it is the opinion of the SEC that such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

PART F/S

Beckstead and Watts, LLP
Certified Public Accountants
2425 W Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984 (tel)
702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Curtis Acquisition, Inc. (the “Company”) (a Development Stage Company), as of December 31, 2005, and the related statement of operations, stockholders’ equity, and cash flows for the period from December 29, 2005 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curtis Acquisition, Inc. (a Development Stage Company) as of December 31, 2005, and the results of its operations and cash flows for the period from December 29, 2005 (Date of Inception) to December 31, 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

   /s/ Beckstead and Watts, LLP

April 24, 2006

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 2005

ASSETS
CURRENT ASSETS	$ -
TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES	$ -

STOCKHOLDERS’ EQUITY:
Common stock, $.01 par value, 1,500 shares
Authorized, 200 shares issued and outstanding as of 12/31/05	$ 2
Additional Paid-in Capital	198
(Deficit) accumulated during development stage	$ (200)

TOTAL STOCKHOLDERS’ EQUITY	$ -

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ -

The accompanying notes are an integral part of financial statements.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
December 29, 2005 (inception)
to December 31, 2005

REVENUE	$ -
Expenses:
General and Administrative Expenses - Related Party	200

TOTAL EXPENSES	200

(LOSS) BEFORE PROVISION FOR TAXES	(200)

PROVISION FOR INCOME TAXES	0

NET (LOSS)	$ (200)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND FULLY DILUTED	200

NET (LOSS) PER SHARE - BASIC AND FULLY DILUTED	$ (1.00)

The accompanying notes are an integral part of financial statements.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
December 29, 2005 (inception)
to December 31, 2005

	Common Stock
	Numbers of Shares	Amount	Additional paid-in capital	(Deficit) Accumulated during Development Stage	Total Stockholders Equity
December 29, 2005 Share-based payment for services	200	$ 200	$ -	$ -	$ 200

Net (loss) December 29, 2005 (inception) To December 31, 2005				(200)	(200)

Balance, December 31, 2005	200	$ 200	$ -	$ (200)	$ -

The accompanying notes are an integral part of financial statements.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
December 29, 2005 (inception)
to December 31, 2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (200)
Adjustments to reconcile net (loss) to net cash (used) provided by operating activities
Share-based payment for services	200

NET CASH (USED) BY OPERATING ACTIVITIES	0

NET INCREASE IN CASH	0

CASH -- BEGINNING	0
CASH -- ENDING	$ -

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -
Income taxes paid	$ -

NON-CASH TRANSACTIONS:
Share-based payment for services	$ 200
Number of shares issued for services	200

The accompanying notes are an integral part of financial statements.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Curtis Acquisition, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on December 29, 2005 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of December 31, 2005, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company’s formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB. The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business.

B. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

C. Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

E. Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings Per Share.” Basic net loss per share is based upon the weighted average

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At December 31, 2005 there were no dilutive convertible shares, stock options or warrants.

F. Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company’s financial statements reflect the adoption of SOP 98-5.

G. Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2005. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair value was assumed to approximate carrying value for cash because it is short term in nature and its carrying amount approximates fair value.

H. Share-based payments

The Company records share-based payments according to Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payments.” SFAS No. 123R requires measurement of the cost of share-based payment transactions at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. The Company has implemented SFAS No. 123R in its financial statements and disclosures.

I. Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153 (SFAS No. 153), “Exchanges of Non-Monetary Assets, an Amendment of Accounting Principle Board (APB) No. 29.” This statement amends APB Opinion No. 29 (APB No. 29), “Accounting for Nonmonetary Transactions.” Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, SFAS No. 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of SFAS No. 153 is not expected to have a material impact on the Company’s financial statement presentation or its disclosures.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements and disclosures.

J. Year End

The Company has adopted December 31 as its year end for both book and tax purposes.

NOTE 2 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. However, the Company is in the development stage, and has no current sources of revenue. The foregoing is shown in the accompanying financial statements: the Company has incurred a net loss of ($200) for the period from December 29, 2005 (inception) to December 31, 2005, and had no sales activity during that same period. Without realization of additional capital, this condition raises substantial doubt that the Company can continue as a going concern.

Management’s plans to alleviate this uncertainty include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor and without sufficient financing it would be unlikely for the Company to continue as a going concern. In the event additional capital is required, the sole owner, director and officer of the Company has agreed to provide operating funds or purchase more shares for cash over the next twelve-month period, as may be required.

These financial statements do not include any adjustments that might arise from this uncertainty. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes,” which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 3 - INCOME TAXES (continued)

For the period ended December 31, 2005, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At December 31, 2005, the Company had approximately $200 of accumulated federal and state net operating losses. The net operating loss carryforwards, if not utilized, will begin to expire in 2026.

The components of the Company’s deferred tax asset are as follows:

December 31, 2005
Deferred tax assets:
Net operating loss carryforwards	$ 200
Total deferred tax assets	200

Net deferred tax assets before valuation allowance	200
Less: Valuation allowance	(200)
Net deferred tax assets	$ -0-

For financial reporting purposes, the Company has incurred a loss since inception to December 31, 2005. Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2005.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

December 31, 2005
Federal and state statutory rate	$ (68)
Change in valuation allowance on deferred tax assets	68
$ -0-

NOTE 4 - STOCKHOLDER’S EQUITY

A. Common Stock

The Company is authorized to issue 1,500 shares of common stock at $.01 par value. Currently, all rights and privileges associated with ownership of stock are vested in this sole class of common stock.

On December 29, 2005, the Company issued 200 shares of its common stock to the founder of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, for an aggregate of $200 in services.

B. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2005

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company currently uses the offices of its president as its principal place of business at no cost to the Company. The Company’s sole officer and director is also the sole stockholder of the Company.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
June 30, 2006
(Unaudited)

ASSETS
CURRENT ASSETS	$ -
TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Notes Payable - related party	$ 3500
CURRENT LIABILITIES	$ 3500

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value, 1,500 shares
Authorized, 200 shares issued and outstanding as of 12/31/05	$ 2
Additional Paid-in Capital	198
(Deficit) accumulated during development stage	$ (3700)

TOTAL STOCKHOLDERS’ DEFICIT	$ (3500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

The accompanying notes are an integral part of financial statements.  F-2

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006	December29, 2005 (Inception) to June 30, 2006
REVENUE	$ -	$ -	$-
Expenses:
Professional Fees	3,500	3,500	3,500
General and Admin Expenses - Related Party	0	0	200

TOTAL EXPENSES	3,500	3,500	3,700

(LOSS) BEFORE PROVISION FOR TAXES	(3,500)	(3,500)	(3,700)

PROVISION FOR INCOME TAXES	0	0	0

NET (LOSS)	$ (3,500)	$ (3,500)	$ (3,700)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND FULLY DILUTED	200	200	200

NET (LOSS) PER SHARE - BASIC AND FULLY DILUTED	$ (17.50)	$ (17.50)	$ (18.50)

The accompanying notes are an integral part of financial statements.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
January 1, 2006
to June 30, 2006

	Six Months Ended June 30, 2006	December29, 2005 (Inception) to June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$ (3,500)	$ (3,700)
Adjustments to reconcile net (loss) to net cash (used) provided by operating activities
Share-based payment for services	0	200

NET CASH (USED) BY OPERATING ACTIVITIES	0	(3,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from notes payable - related party	3,500	3,500

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,500	3,500

NET INCREASE IN CASH	0	0

CASH -- BEGINNING	0	0
CASH -- ENDING	$ -	$ -

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NON-CASH TRANSACTIONS:
Share-based payment for services	$ -	$200
Number of shares issued for services	0	200

The accompanying notes are an integral part of financial statements.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Curtis Acquisition, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on December 29, 2005 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of June 30, 2006, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company’s formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB. The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business.

B. Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less from the date of purchase that are readily convertible into cash to be cash equivalents.

C. Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

D. Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

E. Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings Per Share.” Basic net loss per share is based upon the weighted average

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At June 30, 2006 there were no dilutive convertible shares, stock options or warrants.

F. Reporting on the costs of start-up activities

Statement of Position 98-5 (SOP 98-5), “Reporting on the Costs of Start-Up Activities,” which provides guidance on the financial reporting of start-up costs and organizational costs, requires most costs of start-up activities and organizational costs to be expensed as incurred. SOP 98-5 is effective for fiscal years beginning after December 15, 1998. The Company’s financial statements reflect the adoption of SOP 98-5.

G. Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair value was assumed to approximate carrying value for cash because it is short term in nature and its carrying amount approximates fair value.

H. Share-based payments

The Company records share-based payments according to Statement of Financial Accounting Standards No. 123 (revised 2004) (SFAS No. 123R), “Share-Based Payments.” SFAS No. 123R requires measurement of the cost of share-based payment transactions at the fair value of the award on the grant date and recognition of expense over the requisite service or vesting period. The Company has implemented SFAS No. 123R in its financial statements and disclosures.

I. Recent Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 153 (SFAS No. 153), “Exchanges of Non-Monetary Assets, an Amendment of Accounting Principle Board (APB) No. 29.” This statement amends APB Opinion No. 29 (APB No. 29), “Accounting for Nonmonetary Transactions.” Earlier guidance had been based on the principle that exchanges of nonmonetary assets should be based on the fair value of the assets exchanged and APB No. 29 included certain exceptions to this principle. However, SFAS No. 153 eliminated the specific exceptions for nonmonetary exchanges with a general exception rule for all exchanges of nonmonetary assets that do not have commercial and economic substance. A nonmonetary exchange has commercial substance only if the future cash flows of the entity is expected to change significantly as a result of the exchange. This statement is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of SFAS No. 153 is not expected to have a material impact on the Company’s financial statement presentation or its disclosures.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 (SFAS No. 154), “Accounting Changes and Error Corrections.” SFAS No. 154 requires retrospective application to prior-period financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also redefines “restatement” as the revising of previously issued financial statements to reflect the correction of an error. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements and disclosures.

J. Year End

The Company has adopted December 31 as its year end for both book and tax purposes.

NOTE 2 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. However, the Company is in the development stage, and has no current sources of revenue. The foregoing is shown in the accompanying financial statements: the Company has incurred a net loss of ($3,500) for the period from January 1, 2006 to June 30, 2006, and had no sales activity during that same period. Without realization of additional capital, this condition raises substantial doubt that the Company can continue as a going concern.

Management’s plans to alleviate this uncertainty include the acquisition of a suitable business venture to provide the opportunity for the Company to continue as a going concern. However, there can be no assurance that management will be successful in this endeavor and without sufficient financing it would be unlikely for the Company to continue as a going concern. In the event additional capital is required, the sole owner, director and officer of the Company has agreed to provide operating funds or purchase more shares for cash over the next twelve-month period, as may be required.

These financial statements do not include any adjustments that might arise from this uncertainty. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 3 - STOCKHOLDER’S EQUITY

A. Common Stock

The Company is authorized to issue 1,500 shares of common stock at $.01 par value. Currently, all rights and privileges associated with ownership of stock are vested in this sole class of common stock.

On December 29, 2005, the Company issued 200 shares of its common stock to the founder of the Company pursuant to Section 4(2) of the Securities Act of 1933, as amended, for an aggregate of $200 in services.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
B. Warrant and Options

There are no warrants or options outstanding to issue any additional shares of common stock.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company currently uses the offices of its president as its principal place of business at no cost to the Company. The Company’s sole officer and director is also the sole stockholder of the Company. On June 4, 2006, the sole stockholder loaned $3,500 to the Company.

PART III

Item 1. Index to Exhibits and Description of Exhibits.

Exhibit

 Number   Description

3.1   Certificate of Incorporation of Curtis Acquisition, Inc.

3.2       Bylaws of Curtis Acquisition, Inc.

4.1      Form of Specimen Stock Certificate for the common stock.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

Curtis Acquisition, Inc.
(Registrant)

By:  /s/ Randall H. Rosenthal
Randall H. Rosenthal, President,
Treasurer, Secretary and Sole Director

Date: August 4, 2006