Form 10QSB
period 2006-09-30
Curtis Acquisition, Inc.
filed 2007-02-09
CIK 1364831

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0001364831

Curtis Acquisition, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-4163734
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

30100 Chagrin Boulevard, Suite 250
Cleveland, OH	44124
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (216) 514-5997

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 200 shares of Common Stock, par value $ .01 per share, outstanding as of September 30, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

CURTIS ACQUISITION, INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS
CURRENT ASSETS	$ -
TOTAL ASSETS	$ -

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Notes Payable - related party	$ 3,500
CURRENT LIABILITIES	$ 3,500

STOCKHOLDERS’ DEFICIT
Common stock, $.01 par value, 1,500 shares
Authorized, 200 shares issued and outstanding as of 9/30/06	$ 2
Additional Paid-in Capital	198
(Deficit) accumulated during development stage	$ (3,700)

TOTAL STOCKHOLDERS’ DEFICIT	$ (3,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ -

The accompanying notes are an integral part of financial statements.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(Unaudited)

	December 29, 2004 (Date of Inception)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
REVENUE	$		$ -
Expenses:
Professional Fees	3,700	0	3,700
General and Admin Expenses - Related Party	0	0	0

TOTAL EXPENSES	3,700		3,700

(LOSS) BEFORE PROVISION FOR TAXES	(3,700)		(3,700)

PROVISION FOR INCOME TAXES	0		0

NET (LOSS)	($3,700)		($3,700)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING - BASIC AND FULLY DILUTED	200		200

NET (LOSS) PER SHARE - BASIC AND FULLY DILUTED	($18.50)		($18.50)

The accompanying notes are an integral part of financial statements.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
September 30, 2006

	December 29, 2004 (Date of Inception)	Nine Months Ended 9/30/2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	($3,700)	($3,700)
Adjustments to reconcile net (loss) to net cash (used) provided by operating activities
Share-based payment for services	0	0

NET CASH (USED) BY OPERATING ACTIVITIES	0	0

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from notes payable - related party	3,700	3,700

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,700	3,700

NET INCREASE IN CASH	0	0

CASH - BEGINNING	0	0

CASH - ENDING	$0	$0

SUPPLEMENTAL DISCLOSURES:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

NON-CASH TRANSACTIONS:
Share-based payment for services	$ -	$ -
Number of shares issued for services	0	0

The accompanying notes are an integral part of financial statements.

CURTIS ACQUISITION, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A. Organization and Business Operations

Curtis Acquisition, Inc. (a development stage company) (the “Company”) was incorporated in Delaware on December 29, 2005 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. As of September 30, 2006, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company’s formation and preparation of the filing of a registration statement with the U.S. Securities and Exchange Commission on Form 10-SB. The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business.

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

E. Basic and Diluted Net Loss per Share

Net loss per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 (SFAS No. 128), “Earnings Per Share.” Basic net loss per share is based upon the weighted average number of common shares outstanding. Diluted net loss per share is based on the assumption that all dilutive convertible shares, stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method. At September 30, 2006 there were no dilutive convertible shares, stock options or warrants.

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

G. Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2006. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. Fair value was assumed to approximate carrying value for cash because it is short term in nature and its carrying amount approximates fair value.

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

I. Recent Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces Accounting Principles Board Opinion No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires “retrospective application” of the direct effect of a voluntary change in accounting principle to prior periods’ financial statements where it is practicable to do so. SFAS 154 also redefines the term “restatement” to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on its consolidated financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS No. 155”), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”) and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (“SFAS No. 140”). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing
embedded derivatives.   We expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets (“SFAS No. 156”), which amends FASB Statement No. 140 (“SFAS No. 140”). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities).  The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting.  Specifically, the FASB said FAS No. 156 permits a service using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value.  We do not expect the adoption of SFAS 155 to have a material impact on its consolidated financial position, results of operations or cash flows

J. Year End

The Company has adopted December 31 as its year end for both book and tax purposes.

NOTE 2 - GOING CONCERN CONSIDERATION

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates the continuation of the Company as a going concern. However, the Company is in the development stage, and has no current sources of revenue. The foregoing is shown in the accompanying financial statements: the Company has incurred a net loss of ($3,700) for the period from January 1, 2006 to September 30, 2006, and had no sales activity during that same period. Without realization of additional capital, this condition raises substantial doubt that the Company can continue as a going concern.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company currently uses the offices of its president as its principal place of business at no cost to the Company. The Company’s sole officer and director is also the sole stockholder of the Company. On January 1, 2006, the sole stockholder loaned $3,500 to the Company. The stockholder loan is at an annual interest rate of 8%.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Curtis Acquisition, Inc. (the “Company”) has not realized any revenues from operations since inception, and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from inception to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended September 30, 2006.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 4, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 8, 2007	CURTIS ACQUISITION, INC.

	By:	/s/ Randall Rosenthal
Randall Rosenthal
President